Form 10-K
period 1999-12-31
FIRST ALLIANCE MORTGAGE LOAN TRUST 1999-2
filed 2000-03-30
CIK 1087753

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

  [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          For the fiscal year ended December 31, 1999

  [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                       Commission File number 333-44585-07

 First Alliance Mortgage Loan Trust 1999-2

           New York                                       52-2190109
 (State of other jurisdiction                         (I.R.S. Employer
              of                                     Identification No.)
incorporation or organization)

   First Alliance Mortgage Loan Trust 1999-2
   C/O Norwest Bank Minnesota, N.A., as Trustee
   Sixth Street and Marquette Avenue
   Minneapolis, MN                                         55479
     (Address of principal                              (Zip Code)
       executive offices)

Registrant's telephone number, including area code:  (612) 667-1234

Securities registered pursuant to Section 12(b) of the Act:

             None                                         None
    (Title of each class)                     (Name of each exchange on
                                                  which registered)
                                  None
                            (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No . *

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not applicable.

      State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing. Not applicable.

Number of shares of common stock outstanding as of December 31, 1999. Not applicable.

      Documents Incorporated by Reference.  Not applicable.

                                      Index

  Part I
     Item 1 - BUSINESS
     Item 2 - PROPERTIES
     Item 3 - LEGAL PROCEEDINGS
     Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SERCURITY HOLDERS

  Part II
     Item 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
              MATTERS
     Item 6 - SELECTED FINANCIAL DATA
     Item 7 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    Item 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Item 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Part III
    Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
    Item 11 - EXECUTIVE COMPENSATION
    Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
    Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Part IV
    Item 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

SIGNATURES

INDEX TO EXHIBITS

    Exhibit 99.1
    Exhibit 99.2
    Exhibit 99.3

                                     PART I

ITEM 1 - BUSINESS

     Not Applicable.

ITEM 2 - PROPERTIES

     Not Applicable.

ITEM 3 - LEGAL PROCEEDINGS

      First Alliance Mortgage Company ("First Alliance")is not aware of any material pending legal proceedings involving the First Alliance Mortgage Loan Trust 1999-2 (the "Trust") established pursuant to the Trust Agreement dated as of June 1, 1999 between First Alliance, as Seller and Servicer, and Norwest Bank Minnesota, as Trustee and Oversight Agent.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      To the best knowledge of First Alliance, there is no established public trading market for any beneficial interests in the Trust.

      The Notes issued by the Trust are held by the Depository Trust Company ("DTC") which in turn maintains records of holders of beneficial interests in such Notes. Based on information obtained from DTC, as of December 31, 1999, there was 1 holder of the Fixed Rate Note and 1 holder of the Variable Rate Notes.

ITEM 6 - SELECTED FINANCIAL DATA Not applicable.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Not applicable.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      In addition to the information included in the Annual Compilation of Monthly Trustee's Statements attached as Exhibit 99.3 hereto, the gross servicing compensation paid to the Servicer for the year ended December 31, 1999 was $221,375.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes of accountants or disagreements on accounting or financial disclosures between the Issuer and its accountants.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Not applicable.

ITEM 11 - EXECUTIVE COMPENSATION

     Not applicable.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the Notes issued by the Trust; (ii) the principal amount of the Notes owned by each and(iii) the percent that the principal amount of the Notes owned by such entity represents of the outstanding principal amount of the Notes. The information set forth in the table for the Notes is based upon information obtained from DTC and represents ownership of beneficial interests in the Notes held by DTC. First Alliance is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Notes.

                                                         Amount Owned
                                                         ------------

Name and Address                              Class      Principal     Percent
----------------                           -----------  -----------  -----------

Bankers Trust Company                          A-1      $55,000,000      100%
648 Grassmere Park Drive
Nashville, TN 37211

Chase Manhattan Bank                           A-2      $35,000,000      100%
4 New York Plaza
Proxy Department 13th Floor
New York, NY 10004

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None


                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) The following documents are filed as part of this report:

     1.   Financial Statements:

          Not applicable.

     2.   Financial Statement Schedules:

          Not applicable.

     3.   Exhibits:

          Exhibit No.                      Description
            99.1        Statement of Compliance of the Servicer - First
                          Alliance Mortgage Company
            99.2        Annual Report of Independent Accountants with
                          respect to the Servicer's overall
                          servicing operations - Deloitte & Touche LLP
            99.3        Annual Compilation of Monthly Trustee's Statements

(b)  Reports on Form 8-K.

     Reports on Form 8-K have been filed by the Issuer during the period covered by this report.

                                   Items Reported/Financial
        Date of Reports on             Statements Filed
             Form 8-K
        July 27, 1999          Trustee's Monthly Report for the
                               July Monthly Period.
        August 25, 1999        Trustee's Monthly Report for the
                               August Monthly Period.
        September 23, 1999     Trustee's Monthly Report for the
                               September Monthly Period.
        October 27, 1999       Trustee's Monthly Report for the
                               October Monthly Period.
        December 1, 1999       Trustee's Monthly Report for the
                               November Monthly Period.
        December 30, 1999      Trustee's Monthly Report for the
                               December Monthly Period.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    FIRST ALLIANCE MORTGAGE COMPANY
                    on behalf of
                    First Alliance Mortgage Loan Trust 1999-2

                    By:  /S/ Francisco Nebot
                       ------------------------------
                    Name:  Francisco Nebot
                    Title: President and Chief Financial Officer



Date:  March 30, 2000

                                INDEX TO EXHIBITS
                                   Item 14(C)


    Exhibit No.                   Description
     99.1          Statement of Compliance of the Servicer - First Alliance
                     Mortgage Company
     99.2          Annual Report of Independent Accountants with respect to
                     the Servicers' overall servicing operations -
                     Deloitte & Touche LLP
     99.3          Annual Compilation of Monthly Trustee's Statements