Form 10-K/A
period 1999-12-31
FIRST ALLIANCE MORTGAGE LOAN TRUST 1999-2
filed 2000-04-03
CIK 1087753

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-K/A
                                (Amendment No. 1)

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      In addition to the information included in the Annual Compilation of Monthly Trustee's Statements attached as Exhibit 99.2 hereto, the gross servicing compensation paid to the Servicer for the year ended December 31, 1999 was $221,375.

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

     None


                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     1.   Financial Statements:

          Not applicable.

     2.   Financial Statement Schedules:

          Not applicable.

     3.   Exhibits:

          Exhibit No.                      Description
            99.1        Statement of Compliance of the Servicer - First
                          Alliance Mortgage Company
            99.2        Annual Compilation of Monthly Trustee's Statements

(b)  Reports on Form 8-K.

     Reports on Form 8-K have been filed by the Issuer during the period covered by this report.

        Date of Reports on          Items Reported/Financial
            Form 8-K                    Statements Filed

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

                    FIRST ALLIANCE MORTGAGE COMPANY
                    on behalf of
                    First Alliance Mortgage Loan Trust 1999-2

                    By:  /S/ Francisco Nebot
                       ------------------------------
                    Name:  Francisco Nebot
                    Title: President and Chief Financial Officer



Date:  April 3, 2000

                                INDEX TO EXHIBITS
                                   Item 14(C)


    Exhibit No.                   Description
     99.1          Statement of Compliance of the Servicer - First Alliance
                     Mortgage Company
     99.2          Annual Compilation of Monthly Trustee's Statements